Form 10-K
period 1997-12-31
MONEY STORE HOME IMPROVEMENT TRUST 1997-II
filed 1998-03-31
CIK 1042023

-------------------------------------------------
                                      OMB APPROVAL
                    -------------------------------------------------
                    OMB Number:     3235-0063
                    Expires:        May 31, 2000
                    Estimated average burden
                    hours per response   1711.00
                    -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number 333-20817

           THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT, DATED AS OF MAY 31, 1997 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE HOME IMPROVEMENT LOAN CERTIFICATES
                                SERIES 1997-II).

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                              91-1846078
     (State or other jurisdiction                 (TrustI.R.S. Employer
of incorporation or organization)                  Identification No.)


2840 MORRIS AVENUE, UNION, NJ                               07083
-----------------------------                            -------------
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000


          Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
         NONE                                       NONE


          Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes               |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

         Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

         Reference is made to the Annual Statement attached hereto as Exhibit
13.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

         Number of holders of record of the Certificates as of March 20, 1998:
         27

ITEM 6. SELECTED FINANCIAL DATA

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance Certificate attached as
Exhibit 20.

         Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                  The following information is furnished as of March 20, 1998 as to each Certificateholder of record of more than 5% of the
         Certificates:

 Title of Class                  Name and Address of             Amount of Security               % of Class
                                 Beneficial Owner                of Beneficial Owner
The Money Store                 Chase Manhattan Bank                  20,000,000                   21.1
Home Improvement                4 New York Plaza,
Loan Certificates,              13th Floor
Series 1997-II,                 New York, NY 10004
Class A-1
                                Chase Manhattan                       72,900,000                   76.8
                                Bank/Chemical
                                4 New York Plaza, Proxy
                                Department-13th Floor
                                New York, NY 10004

The Money Store                 The Bank of New York                  22,760,000                  36.8
Home Improvement                925 Patterson Plank Rd.
Loan Certificates,              Secaucus, NJ 07094
Series 1997-II,
Class A-2
                                Bankers Trust Company                 10,080,000                 16.3
                                c/o BT Services Tennessee Inc.
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Citibank, N.A.                        11,050,000                17.9
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Nomura International                  10,000,000                16.2
                                Trust Company
                                10 Exchange Place, Suite 1606
                                Jersey City, NJ 07302


The Money Store                 The Bank of New York                  10,000,000                36.1
Home Improvement                925 Patterson Plank Rd.
Loan Certificates,              Secaucus, NJ 07094
Series 1997-II,
Class A-3
                                Bankers Trust Company                 11,975,000                43.3
                                c/o BT Services Tennessee Inc.
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Norwest Bank Minnesota,                1,800,000                 6.5
                                National Association
                                733 Marquette Avenue
                                Minneapolis, MN 55479-0056

                                The Northern Trust Company             2,800,000                10.1
                                801 S. Canal C-IN
                                Chicago, IL 60607

                                Wilmington Trust Company               1,100,000                 5
                                Rodney Square North
                                1100 North Market Street
                                Wilmington, DE 19890-0001



Title of Class                  Name and Address of                  Amount of                 % of Class
                                Beneficial Owner                     Security of
                                                                     Beneficial Owner

The Money Store                 The Bank of New York                       7,000,000                 21.1
Home Improvement                925 Patterson Plank Rd.
Loan Certificates,              Secaucus, NJ 07094
Series 1997-II,
Class M-1
                                Chase Manhattan Bank                       10,000,000                30.2
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Citibank, N.A.                             13,000,000                39.2
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Suntrust Bank, Atlanta                     3,125,000                  9.4
                                303 Peachtree St.,
                                14th Floor MC#3141
                                Atlanta, GA 30308



 Title of Class                Name and Address of                             Amount of                % of Class
                                 Beneficial Owner                            Security of
                                                                           Beneficial Owner

The Money Store                 Bankers Trust Company                              7,000,000                  37.3
Home Improvement                c/o BT Services Tennessee Inc.
Loan Certificates,              648 Grassmere Park Drive
Series 1997-II,                 Nashville, TN 37211
Class M-2
                                SSB Custodian                                      9,75,000                   52
                                Global Corp. Action. Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                TOYO Trust Company of New York                     2,000,000                  10.7
                                280 Park Avenue
                                39th Floor West Building
                                New York, NY 10017




                              Name and Address of Beneficial               Amount of
                                          Owner                           Security of
                                                                        Beneficial Owner             % of Class

The Money Store                 Bank One Trust Company, N.A.                13,750,000                 100
Home Improvement                30 West Spring Street
Loan Certificates,              Columbus, OH 43266-0581
Series 1997-II,
Class B



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
         1.      Not applicable.

         2.      Not applicable

         3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1998.

                     THE MONEY STORE INC., as Representative




                                 By: /S/  MICHAEL BENOFF
                                 Name:    Michael Benoff
                                 Title:   Executive Vice President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                           PAGE NUMBER

Annual Statement                                                    10

Annual Compliance Certificate                                       12

Annual Independent Accountant's Report                              13